Form 10-K
period 2022-12-31
BANK 2021-BNK32
filed 2023-03-29
CIK 1848411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2022

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

  Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

EXPLANATORY NOTES

The BANK 2021-BNK32 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the Miami Design District mortgage loan, which is serviced pursuant to the BANK 2021-BNK33 pooling and servicing agreement attached hereto as Exhibit 4.4;

•   the 605 Third Avenue mortgage loan and the McClellan Park mortgage loan, which are serviced pursuant to the BANK 2020-BNK30 pooling and servicing agreement attached hereto as Exhibit 4.2; and

•   the Boca Office Portfolio mortgage loan, which is serviced pursuant to the Benchmark 2021-B24 pooling and servicing agreement attached hereto as Exhibit 4.3.

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

•   NCB, N.A. as NCB master servicer and NCB special servicer under each of the BANK 2020-BNK30 pooling and servicing agreement and the BANK 2021-BNK33 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2020-BNK30 securitization trust and the BANK 2021-BNK33 securitization trust, respectively, by NCB, N.A. Such party has no obligations with respect to any mortgage loan included in the BANK 2021-BNK32 mortgage pool and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2021-BNK33 pooling and servicing agreement, pursuant to which the Miami Design District mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Miami Design District mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2020-BNK30 pooling and servicing agreement, pursuant to which the 605 Third Avenue mortgage loan and the McClellan Park mortgage loan are serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of each such mortgage loan for the reporting period.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

(4.2) Pooling and Servicing Agreement, dated and effective as of December 1, 2020, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Greystone Servicing Company LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2020-BNK30 securitization transaction, pursuant to which the 605 Third Avenue and McClellan Park Mortgage Loans are serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on March 24, 2021 under SEC File No. 333-227446-13 and incorporated by reference herein).

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

(4.4) Pooling and Servicing Agreement, dated as of May 1, 2021, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2021-BNK33 securitization transaction, pursuant to which the Miami Design District Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on May 20, 2021 under SEC File No. 333-227446-13 and incorporated by reference herein).

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

33.7 Rialto Capital Advisors, LLC, as Special Servicer

33.8 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.6)

33.9 Park Bridge Lender Services LLC, as Operating Advisor

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant

33.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/22 to 12/31/22) (see Exhibit 33.10)

33.13 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/22 to 12/31/22), McClellan Park (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/22 to 12/31/22), McClellan Park (from 1/1/22 to 12/31/22) (see Exhibit 33.10)

33.15 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/22 to 12/31/22) (see Exhibit 33.7)

33.16 Greystone Servicing Company LLC, as Special Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/22 to 12/31/22), McClellan Park (from 1/1/22 to 12/31/22)

33.17 Greystone Servicing Company LLC, as Special Servicer under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 33.16)

33.18 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.19 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.20 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/22 to 12/31/22), McClellan Park (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.21 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/22 to 12/31/22), McClellan Park (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.22 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.23 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.7 Rialto Capital Advisors, LLC, as Special Servicer

34.8 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.6)

34.9 Park Bridge Lender Services LLC, as Operating Advisor

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant

34.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/22 to 12/31/22) (see Exhibit 34.10)

34.13 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/22 to 12/31/22), McClellan Park (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/22 to 12/31/22), McClellan Park (from 1/1/22 to 12/31/22) (see Exhibit 34.10)

34.15 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/22 to 12/31/22) (see Exhibit 34.7)

34.16 Greystone Servicing Company LLC, as Special Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/22 to 12/31/22), McClellan Park (from 1/1/22 to 12/31/22)

34.17 Greystone Servicing Company LLC, as Special Servicer under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 34.16)

34.18 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.19 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.20 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/22 to 12/31/22), McClellan Park (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.21 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/22 to 12/31/22), McClellan Park (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.22 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.23 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

(35). Servicer compliance statement.

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

35.5 Wells Fargo Bank, National Association, as Master Servicer

35.6 National Cooperative Bank, N.A., as NCB Master Servicer

35.7 Rialto Capital Advisors, LLC, as Special Servicer

35.8 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.6)

35.9 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/22 to 12/31/22), McClellan Park (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.11 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/22 to 12/31/22) (see Exhibit 35.7)

35.12 Greystone Servicing Company LLC, as Special Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/22 to 12/31/22), McClellan Park (from 1/1/22 to 12/31/22)

35.13 Greystone Servicing Company LLC, as Special Servicer under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 35.12)

35.14 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.15 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.16 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/22 to 12/31/22), McClellan Park (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.17 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/22 to 12/31/22), McClellan Park (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.18 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.19 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated as of March 16, 2021, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on March 24, 2021 under SEC File No. 333-227446-13 and incorporated by reference herein).

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

Date:  March 28, 2023