Form 10-K
period 2025-12-31
BANK 2021-BNK32
filed 2026-03-23
CIK 1848411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•   Midland Loan Services, a Division of PNC Bank, National Association is the current general special servicer under the BANK 2020-BNK30 pooling and servicing agreement, pursuant to which the McClellan Park mortgage loan is serviced, and the current special servicer under the Benchmark 2021-B24 pooling and servicing agreement, pursuant to which the Boca Office Portfolio mortgage loan is serviced. On February 27, 2025, Greystone Servicing Company LLC was replaced as general special servicer under the BANK 2020-BNK30 pooling and servicing agreement (other than with respect to certain mortgage loans, including the 605 Third Avenue mortgage loan, with respect to which Greystone Servicing Company LLC remains the special servicer under the BANK 2020-BNK30 pooling and servicing agreement) and was succeeded by Midland Loan Services, a Division of PNC Bank, National Association. On March 4, 2025, Greystone Servicing Company LLC was replaced as special servicer under the Benchmark 2021-B24 pooling and servicing agreement, pursuant to which the Boca Office Portfolio mortgage loan is serviced, and succeeded by Midland Loan Services, a Division of PNC Bank, National Association. Because Midland Loan Services, a Division of PNC Bank, National Association is not the BANK 2021-BNK32 special servicer, is not affiliated with any sponsor and services only the McClellan Park mortgage loan and the Boca Office Portfolio mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as BANK 2020-BNK30 general special servicer and Benchmark 2021-B24 special servicer, does constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the BANK 2021-BNK32 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

•   Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

On February 3, 2026, certain investors served Wilmington Trust, National Association (“WTNA”) with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated March 24, 2021.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the BANK 2021-BNK32 pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities. Further, effective as of February 27, 2025, Midland Loan Services, a Division of PNC Bank, National Association is the general special servicer under the BANK 2020-BNK30 pooling and servicing agreement, and effective as of March 4, 2025, Midland Loan Services, a Division of PNC Bank, National Association is the general special servicer under the Benchmark 2021-B24 pooling and servicing agreement.

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

33.1     Wells Fargo Bank, National Association, as Certificate Administrator

33.2     Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.3     Wells Fargo Bank, National Association, as Custodian

33.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5     Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

33.6     Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.7     National Cooperative Bank, N.A., as NCB Master Servicer

33.8     Rialto Capital Advisors, LLC, as Special Servicer

33.9     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.7)

33.10  Park Bridge Lender Services LLC, as Operating Advisor

33.11  CoreLogic Solutions, LLC, as Servicing Function Participant

33.12  Trimont LLC, as Master Servicer under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/25 to 12/31/25) (see Exhibit 33.11)

33.15  Trimont LLC, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 3/1/25 to 12/31/25), McClellan Park (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.16  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/25 to 2/28/25), McClellan Park (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.17  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/25 to 12/31/25), McClellan Park (from 1/1/25 to 12/31/25) (see Exhibit 33.11)

33.18  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/25 to 12/31/25) (see Exhibit 33.8)

33.19  Greystone Servicing Company LLC, as Special Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/25 to 12/31/25), McClellan Park (from 1/1/25 to 2/26/25)

33.20  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McClellan Park (from 2/27/25 to 12/31/25)

33.21  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 3/4/25 to 12/31/25) (see Exhibit 33.20)

33.22  Greystone Servicing Company LLC, as Special Servicer under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/25 to 3/3/25) (see Exhibit 33.19)

33.23  Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.24  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.25  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/25 to 12/31/25), McClellan Park (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.26  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/25 to 12/31/25), McClellan Park (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.27  Wells Fargo Bank, National Association, as Custodian under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.28  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1     Wells Fargo Bank, National Association, as Certificate Administrator

34.2     Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.3     Wells Fargo Bank, National Association, as Custodian

34.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5     Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

34.6     Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.7     National Cooperative Bank, N.A., as NCB Master Servicer

34.8     Rialto Capital Advisors, LLC, as Special Servicer

34.9     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.7)

34.10  Park Bridge Lender Services LLC, as Operating Advisor

34.11  CoreLogic Solutions, LLC, as Servicing Function Participant

34.12  Trimont LLC, as Master Servicer under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/25 to 12/31/25) (see Exhibit 34.11)

34.15  Trimont LLC, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 3/1/25 to 12/31/25), McClellan Park (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.16  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/25 to 2/28/25), McClellan Park (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.17  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/25 to 12/31/25), McClellan Park (from 1/1/25 to 12/31/25) (see Exhibit 34.11)

34.18  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/25 to 12/31/25) (see Exhibit 34.8)

34.19  Greystone Servicing Company LLC, as Special Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/25 to 12/31/25), McClellan Park (from 1/1/25 to 2/26/25)

34.20  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McClellan Park (from 2/27/25 to 12/31/25)

34.21  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 3/4/25 to 12/31/25) (see Exhibit 34.20)

34.22  Greystone Servicing Company LLC, as Special Servicer under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/25 to 3/3/25) (see Exhibit 34.19)

34.23  Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.24  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.25  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/25 to 12/31/25), McClellan Park (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.26  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/25 to 12/31/25), McClellan Park (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.27  Wells Fargo Bank, National Association, as Custodian under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.28  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

(35). Servicer compliance statement.

35.1     Wells Fargo Bank, National Association, as Certificate Administrator

35.2     Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.3     Wells Fargo Bank, National Association, as Custodian

35.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5     Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

35.6     Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.7     National Cooperative Bank, N.A., as NCB Master Servicer

35.8     Rialto Capital Advisors, LLC, as Special Servicer

35.9     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.7)

35.10  Trimont LLC, as Master Servicer under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.12  Trimont LLC, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 3/1/25 to 12/31/25), McClellan Park (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.13  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/25 to 2/28/25), McClellan Park (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.14  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/25 to 12/31/25) (see Exhibit 35.8)

35.15  Greystone Servicing Company LLC, as Special Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/25 to 12/31/25), McClellan Park (from 1/1/25 to 2/26/25)

35.16  Greystone Servicing Company LLC, as Special Servicer under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/25 to 3/3/25) (see Exhibit 35.15)

35.17  Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.18  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK33 securitization, pursuant to which the following mortgage loans were serviced by such party: Miami Design District (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.19  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/25 to 12/31/25), McClellan Park (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.20  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: 605 Third Avenue (from 1/1/25 to 12/31/25), McClellan Park (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.21  Wells Fargo Bank, National Association, as Custodian under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.22  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2021-B24 securitization, pursuant to which the following mortgage loans were serviced by such party: Boca Office Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

(99.1)  Mortgage Loan Purchase Agreement, dated as of March 16, 2021, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on March 24, 2021 under SEC File No. 333-227446-13 and incorporated by reference herein).

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

Date:  March 23, 2026